Form 10-K
period 1996-12-31
MONEY STORE INC TMS ASSET BACKED CERTIFICATES SERIES 1996-A
filed 1997-03-31
CIK 1015198

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [No Fee Required]
                 For the fiscal year ended December 31, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from          to

                        Commission file number 33-84492

        The Money Store Inc. (as Representative under a Pooling and Servicing Agreement dated as of February 29, 1996 providing for the issuance of TMS Home Equity Loan Asset Backed Certificates, Series 1996-A) and each of the Originators listed on Exhibit A attached hereto.

                              The Money Store Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    New Jersey                                     68-0381964
----------------------------                       ----------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or                                Identification No.)
organization)

2840 Morris Avenue, Union, NJ                                      07083
---------------------------------------                          ---------
(Address of principal executive offices                          (Zip Code)

                                 908-686-2000
                -------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
               Title of each class                      which registered
               -------------------                 -------------------------
                      None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ------    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Not Applicable

State the aggregate market value of the voting stock held by non-affiliates of
the registrant.   Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of December 31, 1996.     Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED JUNE 18, 1993 AND THE RESPONSE OF THE SEC DATED AUGUST 4, 1993 TO THE NO-ACTION REQUEST.

                                     PART I
                                     ------
Item 1. BUSINESS
        --------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 2. PROPERTIES
        ----------

               Reference is made to the Annual Compliance Certificate attached as Exhibit 20 hereto. Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 3. LEGAL PROCEEDINGS
        -----------------
               NONE

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------
               None

                                    PART II
                                    -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

               There is no established trading market for Registrant's securities subject to this filing.

               Number of holders of record of the Certificates as of January 31, 1997: 83

Item 6. SELECTED FINANCIAL DATA
        -----------------------
               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
               Reference is made to the Annual Compliance Certificate attached as Exhibit 20 hereto.

               Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

               None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
               The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the
               Certificates:

                                                                                         Amount of
                                                                                         Notes of
                                              Name and Address                           Beneficial     % of
Title of Class                                of Beneficial Owner                        Owner          Class
 TMS Home Equity Loan Asset-Backed           Bankers Trust                               44,000,000       42
 Certificates, Series 1996-A, Class A-1      c/o BT Services Tennessee Inc.
                                             648 Grassmere Park Drive
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust Co.             10,000,000       10
                                             c/o ADP Proxy Services
                                             51 Mercedes Way
                                             Edgewood, NY 11717

                                             Chase Manhattan Bank                        15,000,000       14
                                             Two Chase Manhattan Plaza
                                             5th Floor
                                             New York, NY 10081

                                             Republic  National Bank of New York         20,000,000       19
                                             Investment Account
                                             One Hanson Place, Lower Level
                                             Brooklyn, NY 11243

                                             SSB-Custodian                                9,800,000        9
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan  Asset-Backed          Bank of New York                             2,200,000        6
 Certificates, Series 1996-A, Class A-2      925 Patterson Plank Road
                                             Secaucus, NJ 07094

                                             Bankers Trust                                3,000,000        8
                                             c/o BT Services Tennessee Inc.
                                             648 Grassmere Park Drive
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust Co.               2,200,000       6
                                             c/o ADP Proxy Services
                                             51 Mercedes Way
                                             Edgewood, NY 11717

                                             Chase Manhattan Bank/Chemical                25,102,000      70
                                             Auto Settle Department
                                             4 New York Plaza, 4th Floor
                                             New York, NY 10004

                                                                                         Amount of
                                                                                         Notes of
                                              Name and Address                           Beneficial     % of
Title of Class                                of Beneficial Owner                        Owner          Class
                                             Republic  National Bank of New York         2,000,000       6
                                             One Hanson Place, Lower Level
                                             Brooklyn, NY 11243

 TMS Home Equity Loan Asset-Backed           PNC Bank, N.A. Pittsburgh
 Certificates,                               One PNC Plaza 9th Floor
 Series 1996-A, Class A-3                    249 5th Avenue
                                             Pittsburgh, PA 15222-7707                   58,142,000      88

 TMS Home Equity Loan Asset-Backed           Northern Trust Company
 Certificates,                               801 S. Canal C-In
 Series 1996-A, Class A-4                    Chicago, IL 60607                            7,000,000       9

                                             PNC Bank, N.A. Pittsburgh
                                             One PNC Plaza 9th Floor
                                             249 5th Avenue
                                             Pittsburgh, PA 15222-7707                   68,991,000      84

 TMS Home Equity Loan Asset-Backed           Bankers Trust
 Certificates,                               c/o BT Services Tennessee Inc.
 Series 1996-A, Class A-5                    648 Grassmere Park Drive
                                             Nashville, TN 37211                         13,275,000      37

                                             Boston  Safe  Deposit  & Trust Co.
                                             c/o ADP Proxy Services
                                             51 Mercedes Way
                                             Edgewood, NY 11717                           9,038,000      25

                                             Northern Trust Company
                                             801 S. Canal C-In
                                             Chicago, IL 60607                            2,750,000       8

                                             SSB-Custodian
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631                        6,150,000      17

 TMS Home Equity Loan Asset-Backed           Chase Manhattan Bank
 Certificates,                               Two Chase Manhattan Plaza
 Series 1996-A, Class A-6                    5th Floor
                                             New York, NY 10081                           9,902,000      31

                                             Coamerica Bank
                                             411 Lafayette Capital Change-Proxy
                                             Detroit, MI 48286                            2,500,000       8

                                                                                         Amount of
                                                                                         Notes of
                                              Name and Address                           Beneficial     % of
Title of Class                                of Beneficial Owner                        Owner          Class
                                             Northern Trust Company
                                             801 S. Canal C-In
                                             Chicago, IL 60607                           2,000,000      6

                                             SEI Trust Company
                                             680 East Swedesford Road
                                             Wayne, PA 19087                             10,000,000     31

                                             SSB-Custodian
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631                       7,500,000      24

 TMS Home Equity Loan Asset-Backed           Bank of New York (The)
 Certificates,                               925 Patterson Plank Rd.
 Series 1995A, Class A-7                     Secaucus, NJ 07094                          16,250,000     31

                                             Bankers Trust
                                             c/o BT Services Tennessee Inc.
                                             648 Grassmere Park Drive
                                             Nashville, TN 37211                         9,000,000      17

                                             Citicorp Services, Inc.
                                             P.O. Box 30576
                                             Tampa, FL 33630-3576                        3,000,000      6

                                             Compass Bank-ALFA
                                             701 South 32nd Street
                                             Birmingham,, AL 35233                       5,000,000      10

                                             Prudential Securities Incorporated
                                             111 8th Avenue, 4th Floor
                                             New York, NY 10011                          8,710,000      17

                                             SSB-Custodian
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631                       8,000,000      15

 TMS Home Equity Loan Asset-Backed           Bank of New York (The)
 Certificates,                               925 Patterson Plank Rd.
 Series 1996-A, Class A-86                   Secaucus, NJ   07094                        6,100,000      15

                                                                                         Amount of
                                                                                         Notes of
                                              Name and Address                           Beneficial     % of
Title of Class                                of Beneficial Owner                        Owner          Class
                                             Chase Manhattan Bank
                                             Two Chase Manhattan Plaza
                                             5th Floor
                                             New York, NY 10081                          14,437,000     34

                                             Chase Manhattan Bank/Salomon
                                             4 New York Plaza  21st Floor
                                             New York, NY 10004                          12,500,000     30

                                             Fifth Third Bank (The)
                                             Dept. 00850 - Proxy
                                             38 Fountain Square Plaza
                                             Cincinnati, OH 45263                        5,000,000      12


 TMS Home Equity Loan Asset-Backed           Bank of New York
 Certificates,                               925 Patterson Plank Road
 Series 1996-A, Class A-9                    Secausus, NJ 07094                          30,000,000     24

                                             Bankers Trust
                                             c/o BT Services Tennessee Inc.
                                             648 Grassmere Park Drive
                                             Nashville, TN 37211                         27,500,000     22

                                             Chase Manhattan Bank
                                             Two Chase Manhattan Plaza
                                             5th Floor
                                             New York, NY 10081                          15,000,000     12

                                             Chase Manhattan Bank/FI-Trac
                                             4 New York Plaza, 11th Floor
                                             New York, NY 10015                          10,000,000     8

                                             First National Bank of Chicago
                                             One First National Plaza
                                             Suite 0417
                                             Chicago, IL 60670                           10,000,000     8

                                             Republic  National Bank of New York
                                             Investment Account
                                             One Hanson Place, Lower Level
                                             Brooklyn, NY 11243                          31,000,000     25

                                             Republic  National Bank of New York
                                             Investment Account
                                             One Hanson Place, Lower Level
                                             Brooklyn, NY 11243                          31,000,000     25

                                                                                         Amount of
                                                                                         Notes of
                                              Name and Address                           Beneficial     % of
Title of Class                                of Beneficial Owner                        Owner          Class
 TMS Home Equity Loan Asset-Backed           Bank of New York
 Certificates,                               925 Patterson Plank Road
 Series 1996-A, Class A-10                   Secausus, NJ 07094                          3,600,000      11

                                             Boston  Safe  Deposit  & Trust Co.
                                             c/o Mellon Bank N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259                        6,640,000      20

                                             Citicorp Services, Inc.
                                             P.O. Box 30576
                                             Tampa, FL 33630-3576                        2,500,000      8

                                             Northern Trust Company
                                             801 S. Canal C-In
                                             Chicago, IL 60607                           1,700,000      5

                                             SSB-Custodian
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631                       17,210,000     53

 TMS Home Equity Loan Asset-Backed           Chase Manhattan Bank
 Certificates,                               Two Chase Manhattan Plaza
 Series 1996-A, Class A-11                   5th Floor
                                             New York, NY 10081                          18,520,000     100

 TMS Home Equity Loan Asset-Backed           Boston Safe Deposit & Trust Co.
 Certificates,                               c/o Mellon Bank N.A.
 Series 1996-A, Class A-12                   Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259                        8,980,000      100

 TMS Home Equity Loan Asset-Backed           Chase Manhattan Bank
 Certificates,                               Two Chase Manhattan Plaza
 Series 1996-A, Class A-13                   5th Floor
                                             New York, NY 10081                          15,000,000     100

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)      None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for TMS Home Equity Loan Asset Backed Certificates, Series 1996-A) and subsidiaries contained in the annual report on form 10-k for the year ended December 31, 1996 which has been filed with the SEC by MBIA Inc. on March 27, 1997 is hereby incorporated herein by reference.

          2.      Not Applicable

          3.      Exhibits
                  --------

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as
                       Exhibit 99 hereto.

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

THE MONEY STORE INC., as Representative

BY: /s/ Marc Turtletaub
    -------------------------------------
    MARC TURTLETAUB
    PRESIDENT AND CHIEF EXECUTIVE OFFICER

BY: /s/ Morton Dear
    -------------------------------------
    MORTON DEAR
    EXECUTIVE VICE PRESIDENT
    CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)

BY: /s/ James K. Ransom
    -------------------------------------
    JAMES K. RANSOM
    VICE PRESIDENT
    (PRINCIPAL ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.

BY: /s/ Alan Turtletaub
    -------------------------------------
    ALAN TURTLETAUB
    EXECUTIVE VICE PRESIDENT
    CHAIRMAN OF THE BOARD OF DIRECTORS

BY: /s/ Marc Turtletaub
    -------------------------------------
    MARC TURTLETAUB
    PRESIDENT AND
    CHIEF EXECUTIVE OFFICER
    DIRECTOR

BY: /s/ Morton Dear
    -------------------------------------
    MORTON DEAR
    EXECUTIVE VICE PRESIDENT
    CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)
    DIRECTOR

BY: /s/ Harry Puglisi
    -------------------------------------
    HARRY PUGLISI
    TREASURER
    DIRECTOR

                                   Schedule A

                               List of Originators

                                     1996-A

                         The Money Store/Minnesota Inc.
                            The Money Store/D.C. Inc.
                          The Money Store/Kentucky Inc.
                        The Money Store Home Equity Corp.
                                TMS Mortgage Inc.